Form 10-Q
period 2012-12-31
ACCELERATED ACQUISITIONS XXI
filed 2013-02-14
CIK 1542626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date: Common Stock, $0.0001 par value: 26,350,000 shares outstanding as of February 13, 2013.

Table of Contents

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of December 31, 2012 (unaudited) and March 31, 2012	3

	Statements of Operations for the three month period ended December 31, 2012 and from inception (February 6, 2012) through December 31, 2012 (unaudited)	4

	Statement of Changes in Shareholders' Deficit	5

	Statements of Cash Flows for the period from inception (February 6, 2012) through December 31, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	(Reserved and Removed)	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

	Signatures	15

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2012	March 31, 2012
Assets:	(Unaudited)

Current Assets:

Cash	$32	$200

Total Assets	$32	$200

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to related party	$6,495	$-

Total Liabilities	6,495	-

Shareholders' Deficit;

Common Stock, 100,000,000 shares authorized ( par value $.0001) 26,350,000 and 5,000,000 shares issued and outstanding as of December 31, 2012 and March 31, 2012, respectively	2,635	500
Additional Paid in capital	1,700	1,500
Accumulated Deficit	(10,798)	(1,800)

Deficit accumulated during the development stage	(6,463)	200
Total Liabilities and Shareholders' Deficit	$32	$200

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2012	For the period from inception (February 6, 2012) to December 31, 2012

Revenue	$-	$-

Operating Expenses:
General and Administrative	6,598	10,798

Operating Loss

Net loss	$(6,598)	$(10,798)

Net loss per share of common stock (basic and diluted)	$(0.00)

Weighted Average Common Share Outstanding - basic and diluted	15,491,748

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
STATEMENT OF CHANGES UB STOCKHOLDERS’ DEFICIT

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Issuance of Common Stock - Founders for cash	$5,000,000	$500	$1,500	$-	$2,000
Net Loss/ comprehensive loss				(1,800)	(1,800)
Balance at March 31, 2012	5,000,000	500	1,500	(1,800)	200

Tender of shares by founder, November 16, 2012 at $ .0001 per share	(3,500,000)	(350)	350	-

Issuance of Common Stock under consulting
agreement November 20, 2012 at $.0001 per share	1,500,000	150	(150)

Issuance of Common Stock under subscription
agreement with Helios Energia Limited, November 16, 2012
at $.0001 per share	23,350,000	2,335			2,335

Net Loss				(8,998)	(8,998)
Balance at December 31, 2012 (unaudited)	$26,350,000	$2,635	$1,700	$(10,798)	$(6,463)

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31, 2012	Cumulative since February 6, 2012 (inception) to December 31, 2012

Operating Activities

Net loss	$(8,998)	$(10,798)

Net Cash used in operations	(8,998)	(10,798)

Financing Activities

Proceeds from the issuance of common stock	2,335	4,335
Advance from related party	6,495	6,495

Net Cash provided by financing activities	8,830	10,830

Net increase (derease) in cash	(168)	32

Cash at the Beginning of the Period:	200	-

Cash at the End of the Period	$32	$32

The accompanying notes are an integral part of these financial statements.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and
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

On November 16, 2012, Helios Energia Limited (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Helios Energia Limited owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Florencio Cabrera F. de Teresa was simultaneously appointed to the Company’s Board of Directors and Chief Executive Officer.  Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2012 and March 31, 2012.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and
 (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (continued)

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

(g)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage, used cash from operations since its inception, and has negative working capital at December 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(h)	Recent Accounting Pronouncements

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

NOTE 2 - RELATED PARTY TRANSACTIONS

At inception, the Company has issued 5,000,000 shares of restricted common stock to the majority shareholder for initial funding, in the amount of $2,000. The Company does not have employment contracts with its sole offer and director, who is the majority shareholder.

On November 16, 2012, Helios Energia Limited (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Helios Energia Limited owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Florencio Cabrera F. de Teresa was simultaneously appointed to the Company’s Board of Directors and Chief Executive Officer.  Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

Prior to the purchase of the shares, the Purchaser was not affiliated with the Company. However, the Purchaser will be deemed an affiliate of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by the Purchaser was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment. Concurrent with the sale of the shares, the Company will file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Helios Energia Limited, Inc.”.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and
 (unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (continued)

On November 20, 2012, the Company entered into a Consulting Services Agreement with AVP. The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:

●	Milestone 1 – Company’s right of repurchase will lapse with respect to 50% of the shares upon securing $15 million in available cash from funding;
●	Milestone 2 – Company’s right of repurchase will lapse with respect to 50% of the Shares upon securing $30 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $75,000 per month. The payment of the cash compensation is subject to the Company’s achievement of certain designated milestones, specifically, cash compensation of $900,000 is due consultant upon the achievement of Milestone 1, and an additional $900,000 is due upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $75,000 per month. The total cash compensation to be received by the consultant is not to exceed $1,800,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones. The Company also has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

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

The majority shareholder has advanced funds, as necessary. These advances are considered temporary in nature and are payable on demand. There is no formal document describing the terms of this arrangement (maturity date and interest rates). As of December 31, 2012, the debts, in the amount of $6,495 was due shareholder.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the sole officer and director of the Company to use at no charge.

The above amount is not necessarily indicative of the amount that would have been incurred had a comparable transaction been entered into with independent parties.

NOTE 3 – SHAREHOLDERS’ DEFICIT

The company has issued 5,000,000 shares of its common stock as founder share for $2000 on February 6, 2012.

On November 16, 2012, Helios Energia Limited (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, Helios Energia Limited owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.  Simultaneously with the share purchase, Timothy Neher resigned from the Company’s Board of Directors and Florencio Cabrera F. de Teresa was simultaneously appointed to the Company’s Board of Directors and Chief Executive Officer.  Such action represents a change of control of the Company. The Purchaser used their working capital to acquire the Shares. The Purchaser did not borrow any funds to acquire the Shares.

ACCELERATED ACQUISITIONS XXI, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012
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

	December 31, 2012	March 31, 2012
Gross deferred tax assets	$10,798	$1,800
Valuation allowance	(10,798)	(1,800)
Net deferred tax asset	$—	$—

As of December 31, 2012 the Company had a net operating loss carryforward of approximately $10,798, which will begin to in the tax year 2028.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of the date of adoption and as of December 31, 2012 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits. The Company is subject to federal and state examinations for the year 2012 forward. There are no tax examinations currently in progress.

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

Results of Operations

For the three months ending December 31, 2012 the Company had no revenues and incurred $6,598 of general and administrative expenses and for the nine months ending December 31, 2012 incurred $8,998 of general and administrative expenses.

For the period from inception (February 6, 2012) through December 31, 2012, the Company had no activities that produced no revenues from operations and had a net loss of $(10,798), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in February 2012 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of December 31, 2012, the Company had assets equal to $32 and had $6,495 in current liabilities.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:
For the Cumulative Period from Inception (February 6, 2012) through December 31, 2012

Operating activities	$(10,798)
Investing activities	-
Financing activities	$(10,830)

Net effect on cash	$32

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

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2013
ACCELERATED ACQUISITIONS XXI, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document