Form 10-Q/A
period 2012-12-31
ACCELERATED ACQUISITIONS XXI
filed 2013-04-05
CIK 1542626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Explanatory Note

Due to the change of control on November 20, 2013, a clerical error was made in the original submission of the 10-Q for the period ended December 31, 2012.  The signatures were inadvertently not revised to reflect the change of control.  This amendment corrects that unintentional inaccuracy.

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

Dated: March 5, 2013
ACCELERATED ACQUISITIONS XXI, INC.

	By:	/s/ Florencio Cabrera F. de Teresa
Florencio Cabrera F. de Teresa
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

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